Form 10-K/A
period 2000-12-31
MORGAN STANLEY DEAN WITTER CAP I INC MORT PASS TH CER 2000-1
filed 2002-07-29
CIK 1127068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-77215-04


          Morgan Stanley Dean Witter Capital I Inc.
          Mortgage Pass-Through Certificates, Series 2000-1
        (Exact name of registrant as specified in its charter)


                                   52-2242933
                                   52-2242934
New York                           52-2242935
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Morgan Stanley Dean Witter Capital I 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Morgan Stanley Dean Witter Capital I Inc as Depositor, Morgan Stanley Dean Witter Credit Corporation, Servicer and Mortgage Loan Seller and Wells Fargo Bank Minnesota, N.A. as Trustee, pursuant to which Morgan Stanley Dean Witter Capital I Series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter <F3>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 28, 2000, December 28, 2000, and January 29, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such docuemnt is not filed herewith since docuemtn was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Morgan Stanley Dean Witter Capital I
Mortgage Pass-Through Certificates, Series 2000-1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter <F3>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.




   EX-99.2 (a)

   MORGAN STANLEY DEAN WITTER
   CREDIT CORPORATION

   January 12, 2001


    As of and for the year ended December 31, 2000, Morgan Sanley Dean
    Witter Credit Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Morgan Stanley Dean Witter & Co., the Company's parent, had in effect a fidelity bond in excess of $25 million and an errors and omissions policy in excess of $25 million under which the Company was covered.

      Thomas F. White

      Vice President and Secretary

      Leroy Hodo

      Vice President and Controller




   EX-99.3 (a)

   Officer's Certificate
   Mortgage Pass-Through Certificates Series 2000-1

    Pursuant to Section 5.16 of the Pooling and Servicing Agreement dated as of July 1, 2000 (the "Pooling and Servicing Agreement") among Morgan Stanley Dean Witter Credit Corporation, formerly known as NOVUS Financial Corporation, as seller and servicer (referred to herein in such capacity as the "Servicer"), and Wells Fargo Bank Minnesota, N.A., as trustee, the undersigned, hereby states that:

       (1) A review of the activities of the Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year ended December 31, 2000, has been made under my supervision; and

       (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

    MORGAN STANLEY DEAN WITTER
    CREDIT CORPORATION


    By
    R.L. Vipham


    Title Vice President
    Dated as of December 31, 2000



    By
    J. L. Reading

    Title Senior Vice President

    Dated as of December 31, 2000